Form 10QSB
period 1996-06-30
FBT BANCORP
filed 1996-08-12
CIK 1011033

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB

(MARK ONE)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended            June 30, 1996
                                         ------------------------------------


   [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ____________ to ____________

               Commission File Number                  333-2402
                                      ---------------------------------------

                                   FBT BANCORP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                    72-1311251
    --------------------------------                   -------------------
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                    Identification No.)


                  9400 Old Hammond Highway, Baton Rouge Louisiana
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                  (504) 923-0232
        -----------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
        -----------------------------------------------------------------
            Former name, former address, if changed since Last Report


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

     There were issued and outstanding 300,043 shares of the Registrant's Common Stock, $.01 par value, as of August 8, 1996.

     Transitional Small Business Disclosure Format(check one):
Yes     ; No  X
   -----    -----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                   FBT BANCORP
                       CONSOLIDATED STATEMENT OF CONDITION
                               AS OF JUNE 30, 1996
                                   (Unaudited)

ASSETS

Cash and due from banks                                       $ 6,365,088
Federal funds sold                                              4,300,000
Investment securities available for sale                        4,213,245
Investment securities held to maturity                          1,825,236
Loans                                                          54,291,116
  Less: allowance for loan losses                                 441,067
                                                              -----------
    Net loans                                                  53,850,049
Premises and fixed assets                                       1,171,048
Other assets                                                    1,024,955
                                                              -----------
      Total assets                                            $72,749,621
                                                              -----------
                                                              -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                        $10,086,768
  Interest bearing                                             40,933,994
                                                              -----------
    Total deposits                                             51,020,762
  Federal Home Loan Bank advances                              16,897,035
Other liabilities                                                 306,049
                                                              -----------
      Total liabilities                                        68,223,846
                                                              -----------
Stockholders' Equity:
  Common stock, $.01 par value, 2,000,000 shares
    authorized, 300,043 shares issued and outstanding               3,000
  Paid-in capital                                               2,997,430
  Retained earnings                                             1,552,551
  Unrealized gain/(loss) on securities                            (27,206)
                                                              -----------
    Total stockholders' equity                                  4,525,775
                                                              -----------
    Total liabilities and stockholders' equity                $72,749,621
                                                              -----------
                                                              -----------

                                FBT BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE SIX MONTHS AND THE THREE MONTHS
                         ENDED JUNE 30, 1996 AND 1995
                                (Unaudited)

                                  Three Months               Six Months
                                  Ended June 30,           Ended June 30,
                             -----------------------   -----------------------
                                1996         1995         1996         1995
                             ----------   ----------   ----------   ----------
Interest income:
  Loans and leases           $1,327,591   $1,097,182   $2,644,155   $1,985,761
  Other investments             120,060      136,300      252,325      231,499
  Federal funds sold             40,572       49,650       81,692      112,099
                             ----------   ----------   ----------   ----------
Total interest income         1,488,223    1,283,132    2,978,172    2,329,359
Interest expense                852,295      705,672    1,688,436    1,245,563
                             ----------   ----------   ----------   ----------
Net interest income             635,928      577,460    1,289,736    1,083,796
Non-interest income             164,292      183,595      415,622      389,151
Provision for loan losses        15,000       15,000       30,000       30,000
Non-interest expense:
   Personnel                    220,781      212,696      474,382      482,188
   Occupancy and equipment       98,156       98,006      197,696      174,761
   Other operating expense      241,258      252,363      505,422      482,866
                             ----------   ----------   ----------   ----------
Total non-interest expense      560,195      563,065    1,177,500    1,139,815
                             ----------   ----------   ----------   ----------
Income before taxes             225,025      182,990      497,858      303,132
Provision for income taxes      (82,000)     (62,400)    (177,050)    (108,712)
                             ----------   ----------   ----------   ----------
Net income                   $  143,025   $  120,590   $  320,808   $  194,420
                             ----------   ----------   ----------   ----------
                             ----------   ----------   ----------   ----------
Net income per share         $     0.48   $     0.40   $     1.07   $     0.65
                             ----------   ----------   ----------   ----------
                             ----------   ----------   ----------   ----------

                                 FBT BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (Unaudited)



                                                  Six Months Ended June 30,
                                                 ---------------------------
                                                    1996            1995
                                                 -----------    ------------
Cash flows from operations                       $(1,240,250)   $(10,626,777)
Cash flows from investing activities                 373,466      (1,293,217)
Cash flows from financing activities               2,460,744      15,647,187
                                                 -----------    ------------
Net increase in cash and cash equivalents          1,593,960       3,727,193
Cash and cash equivalents, beginning of year       4,771,128       8,445,485
                                                 -----------    ------------
Cash and cash equivalents, end of period         $ 6,365,088    $ 12,172,678
                                                 -----------    ------------
                                                 -----------    ------------

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1.   Unaudited Financial Information

          The financial information included herein as of and for the three and six month periods ended June 30, 1996 and 1995 is unaudited; however, such information includes all adjustments which, in the opinion of management, are necessary to present fairly, the results of operations for such periods. Results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results of operations which will be realized for the year ending December 31, 1996.

Note 2.   Accounting for One-Bank Holding Company

          The financial statements included herein represent the consolidated activity of FBT Bancorp (the "Company"), a one-bank holding company, and its wholly-owned subsidiary, Fidelity Bank and Trust Company (the "Bank"). The Company was incorporated in 1995. The Company's business operations consisted solely of matters relating to its organization and its acquisition of Equitable Trust Savings Bank by means of a merger which became effective on May 24, 1996. The merger was accounted for as a reorganization of entities under common control similar to a pooling-of-interests; accordingly, all assets and liabilities of the Bank remain at their respective book values at the effective date of the merger.

          The 1995 income statement and cash flow information included herein represents the activity of the Bank only. Due to the limited number of transactions at the holding company level, any restatement of the 1995 balances would be immaterial.

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     FBT Bancorp (the "Company") is a one-bank holding company incorporated in the state of Delaware in November, 1995. The Company was formed to acquire all of the outstanding common stock of Equitable Trust Savings Bank ("Equitable Trust"). The merger of Equitable Trust with and into Fidelity Bank and Trust Company (the "Bank") became effective on May 24, 1996. The Bank is a Louisiana state bank and is the Company's only subsidiary. The Company presently has no material business interests other than those engaged in by the Bank.

     Management is not aware of any trends, events, uncertainties or specific recommendations made to the Company or the Bank by regulatory authorities, other than as may be disclosed herein, which will have or that are reasonably likely to have a material affect on liquidity, capital resources or results of operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company and the Bank maintain an adequate liquidity position. At June 30, 1996, the Bank's liquidity ratio was 43.1%, which included $16,000,000 in cash, short term investments and marketable assets that were available to meet liquidity needs.

     Loan levels have increased $2,800,000 since December 31, 1995. Deposits have increased marginally since December 1995. Accordingly, the increased lending activity has been funded primarily through an increase in the Bank's participation in the Federal Home Loan Bank Mortgage Warehouse Program.

RESULTS OF OPERATIONS

     Net income for the six months ended June 30, 1996 was $320,808, which represents an increase of $126,388 over the comparable period last year. The increase is due primarily to an increase in interest and fees on loans. Loan income increased $658,394 over the period, a 33% increase, due primarily to increased mortgage loans. Net interest income increased $648,813 due to the increase in loan income.

     Non-interest income for the six months ended June 30, 1996 increased $26,471 over the six months ended June 30, 1995, principally due to increased profits realized on the sale of mortgage loans.

     Non-interest expense of $1,177,500 for the six months ended June 30, 1996 reflected an increase of $37,685 over the six months ended June 30, 1995. While personnel expense decreased $7,806, occupancy and equipment expense increased $22,935 and other operating expense increased $22,556. The increased occupancy expense was the result of increased maintenance and depreciation costs due to the purchase of a facility to be used as an operations center. Increased legal fees and consultant fees associated with the organization of the Company and the accompanying merger was principally responsible for the increase in other operating expense.

CAPITAL MANAGEMENT

     The Company is exempt from the risk-based capital guidelines prescribed by the Board of Governors of the Federal Reserve System because its consolidated assets are less than $150 million. The Bank, however, is subject to comparable guidelines issued by the Federal Deposit Insurance Corporation and the Louisiana Office of Financial Institutions. The capital ratios of the Bank are higher than the minimum requirements prescribed by federal and state regulations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     On May 24, 1996, Sidney S. Moreland, IV and Joseph T. Spinosa filed a lawsuit (the "Lawsuit") in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana against the Registrant, Fidelity Bank and Trust Company ("Fidelity"), Equitable Trust Savings Bank ("Equitable Trust") and the directors of each such entity. The plaintiffs alleged that the proposed merger (the "Merger") of Equitable Trust into Fidelity was not authorized by law and was not properly approved by the stockholders of Equitable Trust, that the Proxy Statement/Prospectus and certain correspondence mailed to the stockholders of Equitable Trust prior to the special meeting at which the Merger was voted upon violated federal securities laws and that the Merger was not in the best interests, and improperly modified constitutionally protected rights, of the Equitable Trust stockholders. The plaintiffs sought injunctive and declaratory relief preventing the Merger. The defendants denied the plaintiffs' allegations and denied any liability.

     The Lawsuit was settled on August 8, 1996. Management does not believe that the settlement and defense costs associated with the Lawsuit will have a material impact on the financial condition of the Registrant.

     The foregoing "Legal Proceedings" section, insofar as it relates to the effect on the Registrant's financial condition of the settlement and defense costs associated with the Lawsuit, contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent the Registrant's expectations or beliefs concerning such matter. The Registrant cautions that the actual impact of the Lawsuit on the Registrant's financial condition could be affected by a number of factors, including, without limitation, the scope of insurance coverage.

Items 2 - 3.   Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          At a Special Meeting of Stockholders of FBT Bancorp (the "Company") held on May 2, 1996, the sole stockholder of the Company voted for the following matter:

          To adopt Amendment No. 1 to the FBT Bancorp 1995 Stock Incentive Plan:


                  Votes Cast For                         :   10,000
                  Votes Cast Against or Abstain          :        0

Item 5.   Inapplicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  EXHIBITS

               (2) Plan of Reorganization and Agreement of Merger, dated as of April 17, 1996, between Equitable Trust Savings Bank and Fidelity Bank and Trust Company, and joined in by the Registrant.*

               (10) Amendment No. 1 to the Registrant's 1995 Stock Incentive
                    Plan.

               (27) Financial Data Schedule.

          _______________
          * Incorporated herein by reference to Exhibit 8.1 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-2402).

          (b)  REPORTS ON FORM 8-K

                    None.

                                 SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FBT BANCORP


Date:  August 9, 1996                   By:        /s/  H. LYNN JUBAN
                                           ----------------------------------
                                            H. Lynn Juban, President



                                        By:         /s/ DAVID W. LEE
                                           ----------------------------------
                                            David W. Lee, Vice President and
                                            Treasurer (Principal Accounting
                                            Officer)